Form 10-Q
period 2025-06-30
Thayer Ventures Acquisition Corp II
filed 2025-08-13
CIK 1872228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission File Number:
001-42641

THAYER VENTURES ACQUISITION CORPORATION II
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1795713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25852 McBean Parkway Suite 508 Valencia, CA	91355
(Address of principal executive offices)	(Zip Code)
(
415
)
782-1414
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
of the Exchange Act). Yes
☒
No ☐
As of August 13, 2025, there were

20,487,500 Class A Ordinary Shares, par value $0.0001 per share, and 6,708,333 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

THAYER VENTURES ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations For the Three and Six Months Ended June 30, 2025 and For the Period from April 23, 2024 (Inception) Through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity For the Three and Six Months Ended June 30, 2025 and For the Period from April 23, 2024 (Inception) Through June 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows For the Six Months Ended June 30, 2025 and For the Period from April 23, 2024 (Inception) Through June 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Part III. Signatures	20

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Due from Sponsor	$603,901	$—
Prepaid expenses	175,375	—

Total Current Assets	779,276	—
Deferred offering costs	—	622,778
Long-term prepaid insurance	111,535	—
Cash and securities held in Trust Account	202,248,578	—

Total Assets	$203,139,389	$622,778

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$61,293	$25,920
Accrued offering costs	79,448	575,875
Due to related party	1,300	—
Promissory note - related party	10	60,400

Total Current Liabilities	142,051	662,195
Deferred legal fees	811,445	—
Deferred underwriting fee payable	7,568,750	—

Total Liabilities	8,522,246	662,195

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 20,125,000 and no shares at redemption value of $10.05 and $0 per share as of June 30, 2025 and December 31, 2024, respectively	202,248,578	—
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 362,500 (excluding 20,125,000 shares subject to possible redemption) and none issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	36	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,708,333 shares issued and outstanding as of June 30, 2025 and December 31, 2024	671	671
Additional paid-in capital	—	24,329
Accumulated deficit	(7,632,142)	(64,417)

Total Shareholders’ Deficit	(7,631,435)	(39,417)

Total Liabilities and Shareholders ’ Deficit	$203,139,389	$622,778

The
accompanying
notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the Period from April 23, 2024 (Inception) Through June 30, 2024
General and administrative costs	$471,599	$489,700	$24,647

Loss from operations	(471,599)	(489,700)	(24,647)
Other income (expense):
Share-based compensation expense	(36,250)	(181,250)	—
Earnings from investments held in Trust Account	998,578	998,578	—

Other income, net	962,328	817,328	—

Net income (loss)	$490,729	$327,628	$(24,647)

Weighted average redeemable Class A ordinary shares outstanding - basic	10,173,077	5,114,641	—

Basic net income per redeemable Class A ordinary share	$0.04	$0.03	$—

Weighted average redeemable Class A ordinary shares outstanding - diluted	10,173,077	5,114,641	—

Diluted net income per redeemable Class A ordinary share	$0.03	$0.03	$—

Weighted average non-redeemable Class A and Class B ordinary shares outstanding	3,574,267	4,697,560	5,833,333

Basic net income (loss) per non-redeemable Class A and Class B ordinary share	$0.04	$0.03	$(0.00)

Weighted average non-redeemable Class A and Class B ordinary shares outstanding – diluted	6,891,575	6,352,027	5,833,333

Diluted net income (loss) per non-redeemable Class A and Class B ordinary share	$0.03	$0.03	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	6,708,333	$671	$24,329	$(64,417)	$(39,417)
Share-based compensation expense	—	—	—	—	145,000	—	145,000
Net loss	—	—	—	—	—	(163,101)	(163,101)

Balance – March 31, 2025	—	—	6,708,333	671	169,329	(227,518)	(57,518)
Sale of 362,500 Private Placement Units	362,500	36	—	—	3,624,964	—	3,625,000
Fair value of rights included in Public units	—	—	—	—	4,025,000	—	4,025,000
Allocated value of transaction costs to Class A shares	—	—	—	—	(243,306)	—	(243,306)
Share-based compensation expense	—	—	—	—	36,250	—	36,250
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(7,612,237)	(7,895,353)	(15,507,590)
Net income	—	—	—	—	—	490,729	490,729

Balance – June 30, 2025	362,500	$36	6,708,333	$671	$—	$(7,632,142)	$(7,631,435)

FOR THE PERIOD
FROM
APRIL 23, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class B Ordinary Shares		Additional Paid	Accumulated Deficit	Total Shareholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – April 23, 2024 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	6,708,333	671	24,329	—	25,000
Net loss	—	—	—	(24,647)	(24,647)

Balance – June 30, 2024	6,708,333	$671	$24,329	$(24,647)	$353

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from April 23, 2024 (Inception) Through June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$327,628	$(24,647)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	13,097
Payment of operation costs through promissory note	10,000	10,000
Earnings from investments held in Trust Account	(998,578)	—
Deferred legal fees	60,016	—
Share-based compensation expense	181,250	—
Changes in operating assets and liabilities:
Prepaid expenses	(286,910)
Due from Sponsor	1,521,099
Due to related party	1,300
Accounts payable and accrued expenses	53,373	1,550

Net cash provided by operating activities	869,178	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(201,250,000)	—

Net cash used in investing activities	(201,250,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	197,750,000	—
Proceeds from sale of Private Placement Units	3,625,000	—
Underwriters’ reimbursement	2,000,000	—
Due from Sponsor	(2,125,000)	—
Proceeds from promissory note	(158,853)	—
Payment of offering costs	(710,325)	—

Net cash provided by financing activities	200,380,822	—

Net Change in Cash	—	—
Cash – Beginning of period	—	—

Cash – End of period	$—	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$244,346	$228,208

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$4,875

Prepaid services contributed by Sponsor in exchange for issuance of Class B ordinary shares	$—	$7,028

Offering costs included in deferred legal fees	$751,429	$—

Deferred offering costs paid through promissory note – related party	$40,015	$—

Deferred underwriting fee payable	$7,568,750	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
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
As of June 30, 2025, the Company had not commenced any operations. All activity for the period from April 23, 2024 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 362,500 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Thayer Ventures Acquisition Holdings II LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $3,625,000. Each Private Placement Unit consists of one Private Placement Share and one Right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Right
s
”).
Transaction costs amounted to $10,727,318, consisting of $1,500,000 of cash underwriting fee (net of $2,000,000 underwriters’ reimbursement), $7,568,750 of deferred underwriting fee
s
, and $1,658,568 of other offering costs.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least
80% of the value of the funds held in the Trust Account (as defined below) (net of amounts withdrawn to pay taxes, if any, (“permitted withdrawals”)) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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
The Amended and Restated memorandum and articles of association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
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
If the Company is unable to complete a Business Combination within 21 months from the closing of the Initial Public Offering (February 16, 2027) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of permitted withdrawals, including for taxes payable, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case, to the Company’s obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law.
The initial shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or Business Combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of th
e
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
as filed with the SEC on May 23, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Liquidity, Capital Resources, and Going Concern
The Company’s liquidity needs up to June 30, 2025 had been satisfied through a loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 4). A
s
of
June 30, 2025, the Company had no cash and had working capital of $637,225.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with ASC
204-50,
“Presentation of Financial Statements - Going Concern,” the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The lack of cash available raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management plans to address this uncertainty through collection of funds due from the Sponsor and a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of June 30, 2025 and December 31, 2024.
Investments Held in Trust Account
A
s

o
f June 30, 2025, assets held in the Trust Account were held in a money market fund and are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest on the investment in the money market fund are included in earning from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of June 30, 2025, the
Company
reported $202,248,578 in investments held in the Trust Account.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

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
SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering.
FASB ASC 470-20, “Debt
with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ deficit as Public Rights and Private Rights, after management’s evaluation, were accounted for under equity treatment.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature
.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Share Rights
The Company accounts for the Public and Private Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned value.
Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation
, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

	Shares	Amount
Gross proceeds	20,125,000	$201,250,000
Less:
Proceeds allocated to Share Rights		(4,025,000)
Class A ordinary shares issuance costs		(10,484,012)
Plus:
Accretion for Class A ordinary shares to redemption amount		15,507,590

Class A Ordinary Shares subject to possible redemption, June 30, 2025	20,125,000	$202,248,578

At December 31, 2024, there were no Class A ordinary shares subject to possible redemption outstanding
.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable
Class A and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.
The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the date they were no longer contingent to determine the dilutive impact of these shares.
The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025		2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$363,141	$127,588	$170,777	$156,851

Denominator:
Basic weighted average Ordinary Shares outstanding	10,173,077	3,574,267	5,114,641	4,697,560

Basic net income per Ordinary Share	$0.04	$0.04	$0.03	$0.03

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025		2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$292,548	$198,181	$137,137	$181,491

Denominator:
Diluted weighted average Ordinary Shares outstanding	10,173,077	6,891,575	5,114,641	6,352,027

Diluted net income per Ordinary Share	$0.03	$0.03	$0.03	$0.03

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

	For the Period from April 23, 2024 (Inception) Through June 30,
	2024
	Redeemable Class A	Redeemable Class A and Class B
	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per Ordinary Share
Numerator:
Allocation of net loss	$—	$(24,647)

Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	—	5,833,333

Basic and diluted net loss per Ordinary Share	$—	$(0.00)

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
Recent Accounting Standards
In November 2024, the FASB issued ASU
2024-03,
“Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic
220-40):
Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU
2024-03
is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU
2024-03.
On December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently
adopted, would have a material effect on the accompanying financial statement.
NOTE 3. INITIAL PUBLIC OFFERING
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
NOTE 4. RELATED PARTY TRANSACTIONS
Founder Shares
On May 6, 2024, the Company issued 3,593,750 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.007 per share. On September 9, 2024, in connection with a recapitalization, the Company amended the terms of the subscription agreement to issue the Sponsor an additional 2,156,250 Founder Shares for no additional consideration, following which the Sponsor held 5,750,000 Founder Shares. On January 28, 2025, the Company further amended the terms of the subscription agreement, following which the Sponsor holds 5,031,250 Founder Shares. On March 11, 2025, the Company further amended the terms of the subscription agreement, following which the Sponsor holds 6,708,333 Founder Shares. All share amounts have been retroactively restated to reflect this adjustment. The initial shareholders agreed to forfeit up to 875,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriter so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. If the Company increases or decreases the size of the offering, the Company will effect a capitalization of reserves or share surrender back to capital, or other appropriate recapitalization mechanism as applicable, immediately prior to the consummation of the Initial Public Offering so as to maintain the ownership of the initial shareholders at 20.0% of the Company’s issued and outstanding ordinary shares upon the consummation of the Initial Public Offering. On May 16, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 875,000 Founder Shares are no longer subject to forfeiture. The Sponsor is holding 6,583,333 Founder Shares, after giving effect to the Founder Share transfers described below.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

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
Private Placement Units
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 362,500 Private Placement Units at a price of $10.00 per Private Placement Unit, or $3,625,000 in the aggregate, in a private placement. Private Placement Units are the units issued to the Sponsor in a private placement that occurred simultaneously with the Closing of the Initial Public Offering and upon the conversion of Working Capital Loans (as defined below), if any. Each Private Placement Unit consists of one Class A ordinary share and one Private Right. A Private Right entitles the Sponsor to receive one-tenth
of one Class A Ordinary Share. The Private Rights have terms and provisions that will be identical to those of the Rights sold as part of the Initial Public Offering.
The purchasers of the Private Placement Units agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units (except to permitted transferees) until 30 days after the completion of the initial Business Combination.
Related Party Loans
On May 6, 2024, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable on the earlier of the completion of the Initial Public Offering or the date the Company determines not to conduct an Initial Public Offering. As of June 30, 2025 and December 31, 2024, there were $10 and $60,400, respectively, outstanding under the Promissory
Note. No further borrowings are permitted under this note.
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
Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.
Due from Sponsor
As of June 30, 2025, the Sponsor owes the Company an aggregate amount of $603,901, representing the Private Placement Units purchase by the Sponsor to be wired once the Company’s bank account has been established.
Administrative Services Agreement
The Company entered into an agreement with the Sponsor, commencing on May 14, 2025 through the earlier of the Company’s consummation of initial Business Combination or its liquidation, to pay the Sponsor an aggregate of $30,000 per month for office space, secretarial and administrative services. For the three and six months ended June 30, 2025, the Company incurred $45,000, of which such amount is reported as a reduction of the amount due from Sponsor in the accompanying balance sheets. For the period from April 23, 2024 (inception) through June 30, 2024, there
were no amount
s
i
n
c
urred
for these services.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

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
NOTE 5. COMMITMENTS AND CONTINGENCIES
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
Underwriting Agreement
The underwriter had a
45-day
option from the date of the Initial Public Offering to purchase up to an additional 2,625,000 Units to cover over-allotments, if any. On May 16, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 2,625,000 Units at a price of $10.00 per Unit. The underwriter was entitled to a cash underwriting discount of $3,500,000 in the aggregate, or 2.0% of the gross proceeds of the units offered in the Initial Public Offering, excluding any proceeds from units sold pursuant to the underwriter’s over-allotment option. The underwriter paid the Company an aggregate amount of $2,000,000 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering. Additionally, the underwriter was entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering held in the Trust Account, other than the gross proceeds from the units sold pursuant to the underwriter’s option to purchase additional units, and 5.5% of the gross proceeds from the additional units sold pursuant to such option, or $7,568,750 in the aggregate, payable upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The deferred underwriting discount will be payable to the underwriter upon the closing of the initial Business Combination in two portions: (i) $0.10 per unit sold in the offering shall be paid to the underwriter in cash and (ii) up to $0.25 per unit sold in the offering (other than the units sold pursuant to the underwriter’s option to purchase additional units, which will be up to $0.45 per unit sold pursuant to such option), shall be paid to the underwriter in cash based on the funds remaining in the Trust Account after giving effect to public shares that are redeemed in connection with an initial Business Combination.
Deferred Legal Fees
As of June 30, 2025 and December 31, 2024, the Company had a total deferred legal fee of $811,445 and $0, respectively, all of which was related to the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the initial Business Combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current
liability in the accompanying balance sheets as of June 30, 2025 and December 31, 2024.
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
NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares
 — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Class
 A Ordinary Shares
 — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were 362,500 and 0 Class A ordinary shares issued and outstanding, excluding
20,125,000
and
0
shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
 — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were
6,708,333
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
(subject to adjustment for subdivisions, share dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the initial shareholders agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis,
25% of the sum of the total number of all ordinary shares outstanding upon completion of th
e
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
NOTE 7. FAIR VALUE MEASUREMENTS
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
Assets held in the Trust Account were held in a money market fund and are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined
by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
At May 16, 2025, the fair value of the Public Rights issued in the Initial Public Offering was $4,025,000, or $0.20 per Public Right. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights issued in the Initial Public Offering:

May 16, 2025
Traded unit price	$10.05
Expected term to De-SPAC (Years)	1.8
Probability of De-SPAC and instrument-specific market adjustment	20.0%
Risk-free rate (continuous)	3.98%
NOTE 8. SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one operating segment.
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. When evaluating the
Company’s
performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30,	December 31,
	2025	2024
Investments in Trust Account	$202,248,578	$—

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from April 23, 2024 (Inception) Through June 30,
	2025	2025	2024
General and administrative costs	$471,599	$489,700	$24,647
Earnings from investments held in Trust Account	$998,578	$998,578	$—
General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an initial Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative
costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.
The CODM reviews earnings on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.
All other segment items included in net income or loss are reported on the statements of operations and described within their respective
disclosures.
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 23, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described in Note 1, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of earnings from investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $490,729, which consisted of earnings from investments held in Trust Account of $998,578, offset by general and administrative costs of $471,599 and share-based compensation expense of $36,250.

For the six months ended June 30, 2025, we had a net income of $327,628, which consisted of earnings from investments held in Trust Account of $998,578, offset by general and administrative costs of $489,700 and share-based compensation expense of $181,250.

For the period from April 23, 2024 (inception) through June 30, 2024, we had a net loss of $24,647, which consisted of general and administrative costs.

Liquidity, Capital Resources and Going Concern

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

Following the closing of the Initial Public Offering and the Private Placement, a total of $201,250,000 was placed in the Trust Account. We incurred $10,727,318, consisting of $1,500,000 of cash underwriting fees (net of $2,000,000 underwriters’ reimbursement), $7,568,750 of deferred underwriting fees, and $1,658,568 of other offering costs.

For the six months ended June 30, 2025, cash provided by operating activities was $869,178. Net income of $327,628 was affected by payment of operation costs through promissory note of $10,000, earnings from investments held in the Trust Account of $998,578, deferred legal fees of $60,016 and compensation expense of $181,250. Changes in operating assets and liabilities provided $1,288,862 of cash for operating activities.

For the period from April 23, 2024 (inception) through June 30, 2024, cash provided by operating activities was $0. Net loss of $24,647 was affected by formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $13,097 and payment of operation costs through promissory note of $10,000. Changes in operating assets and liabilities provided $1,550 of cash for operating activities.

As of June 30, 2025, our investment in the trust account consisted of money market funds of $202,248,578. We may withdraw earnings from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings earned on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $0 and $603,901 due from the Sponsor. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units.

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

In connection with our assessment of going concern considerations in accordance with ASC 204-50, “Presentation of Financial Statements—Going Concern,” we have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. The lack of cash available raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management plans to address this uncertainty through collection of funds due from the Sponsor and a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

On December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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
Use of Proceeds
Following the closing of our Initial Public Offering on May 16, 2025, a total of $201,250,000 (which amount includes $7,568,750 of the Deferred Fee) was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule2a-7under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the Management Team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THAYER VENTURES ACQUISITION CORPORATION II

Date: August 13, 2025	By:	/s/ Christopher Hemmeter
	Name:	Christopher Hemmeter
	Title:	Co-Chief Executive Officer, Co-President, Secretary and Director
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Mark E. Farrell
	Name:	Mark E. Farrell
	Title:	Co-Chief Executive Officer, Co-President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)