Form 10-Q
period 2025-09-30
Thayer Ventures Acquisition Corp II
filed 2025-11-14
CIK 1872228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
(415)782-1414
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act). Yes ☒ No ☐
As of November 14, 2025, there were 20,487,500 Class A Ordinary Shares, par value $0.0001 per share, and 6,708,333 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

THAYER VENTURES ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2025 and for the Three Months Ended September 30, 2024 and for the Period from April 23, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and for the Three Months Ended September 30, 2024 and for the Period from April 23, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from April 23, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information	17
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Part III. Signatures	20

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Due from Sponsor	$461,395	$—
Prepaid expenses	186,525	—

Total Current Assets	647,920	—
Deferred offering costs	—	622,778
Long-term prepaid insurance	67,684	—
Cash and securities held in Trust Account	204,376,740	—

Total Assets	$205,092,344	$622,778

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$52,214	$25,920
Accrued offering costs	71,448	575,875
Due to related party	1,300	—
Promissory note - related party	10	60,400

Total Current Liabilities	124,972	662,195
Deferred legal fees	811,445	—
Deferred underwriting fee payable	7,568,750	—

Total Liabilities	8,505,167	662,195

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 20,125,000 and no shares at redemption value of $10.16 and $0 per share as of September 30, 2025 and December 31, 2024, respectively	204,376,740	—
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 362,500 (excluding 20,125,000 shares subject to possible redemption) and none issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	36	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,708,333 shares issued and outstanding as of September 30, 2025 and December 31, 2024	671	671
Additional paid-in capital	—	24,329
Accumulated deficit	(7,790,270)	(64,417)

Total Shareholders’ Deficit	(7,789,563)	(39,417)

Total Liabilities and Shareholders’ Deficit	$205,092,344	$622,778

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30		For The Nine Months Ended September 30 2025	For the Period from April 23, 2024 (Inception) Through September 30 2024
	2025	2024
General and administrative costs	$158,128	$14,270	$647,828	$38,917

Loss from operations	(158,128)	(14,270)	(647,828)	(38,917)

Other income (expense):
Share-based compensation expense	—	—	(181,250)	—
Earnings from investments held in Trust Account	2,128,162	—	3,126,740	—

Total other income, net	2,128,162	—	2,945,490	—

Net income (loss)	$1,970,034	$(14,270)	$2,297,662	$(38,917)

Weighted average redeemable Class A ordinary shares outstanding - basic	20,125,000	—	10,173,077	—

Basic net income per redeemable Class A ordinary share	$0.07	$—	$0.14	$—

Weighted average redeemable Class A ordinary shares outstanding - diluted	20,125,000	—	10,173,077	—

Diluted net income per redeemable Class A ordinary share	$0.06	$—	$0.14	$—

Weighted average non-redeemable Class A and Class B ordinary shares outstanding - basic	7,070,833	5,833,333	6,458,882	5,833,333

Basic net income (loss) per non-redeemable Class A and Class B ordinary share	$0.07	$(0.00)	$0.14	$(0.01)

Weighted average non-redeemable Class A and Class B ordinary shares outstanding – diluted	12,904,166	5,833,333	6,638,142	5,833,333

Diluted net income (loss) per non-redeemable Class A and Class B ordinary share	$0.06	$(0.00)	$0.14	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2025	—	$—	6,708,333	$671	$24,329	$(64,417)	$(39,417)
Share-based compensation expense	—	—	—	—	145,000	—	145,000
Net loss	—	—	—	—	—	(163,101)	(163,101)

Balance – March 31, 2025 (unaudited)	—	—	6,708,333	671	169,329	(227,518)	(57,518)
Sale of 362,500 Private Placement Units	362,500	36	—	—	3,624,964	—	3,625,000
Fair value of rights included in Public units	—	—	—	—	4,025,000	—	4,025,000
Allocated value of transaction costs to Class A shares	—	—	—	—	(243,306)	—	(243,306)
Share-based compensation expense	—	—	—	—	36,250	—	36,250
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(7,612,237)	(7,895,353)	(15,507,590)
Net income	—	—	—	—	—	490,729	490,729

Balance – June 30, 2025 (unaudited)	362,500	36	6,708,333	671	—	(7,632,142)	(7,631,435)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,128,162)	(2,128,162)
Net income	—	—	—	—	—	1,970,034	1,970,034

Balance – September 30, 2025 (unaudited)	362,500	$36	6,708,333	$671	$—	$(7,790,270)	$(7,789,563)

FOR THE PERIOD FROM APRIL 23, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance – April 23, 2024 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	6,708,333	671	24,329	—	25,000
Net loss	—	—	—	(24,647)	(24,647)

Balance – June 30, 2024	6,708,333	671	24,329	(24,647)	353
Net loss	—	—	—	(14,270)	(14,270)

Balance – September 30, 2024	6,708,333	$671	$24,329	$(38,917)	$(13,917)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from April 23, 2024 (Inception) Through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$2,297,662	$(38,917)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	13,097
Payment of operation costs through promissory note	10,000	20,400
Earnings from investments held in Trust Account	(3,126,740)	—
Deferred legal fees	60,016	—
Share-based compensation expense	181,250	—
Changes in operating assets and liabilities:
Prepaid expenses	(254,209)
Due from Sponsor	1,663,605
Due to related party	1,300
Accounts payable and accrued expenses	44,294	5,420

Net cash provided by operating activities	877,178	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(201,250,000)	—

Net cash used in investing activities	(201,250,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	197,750,000	—
Proceeds from sale of Private Placement Units	3,625,000	—
Underwriters’ reimbursement	2,000,000	—
Due from Sponsor	(2,125,000)	—
Repayment from promissory note	(158,853)	—
Payment of offering costs	(718,325)	—

Net cash provided by financing activities	200,372,822	—

Net Change in Cash	—	—
Cash – Beginning of period	—	—

Cash – End of period	$—	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$244,346	$402,222

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$4,875

Prepaid services contributed by Sponsor in exchange for issuance of Class B ordinary shares	$—	$7,028

Offering costs included in deferred legal fees	$751,429	$—

Deferred offering costs paid through promissory note – related party	$40,015	$35,000

Deferred underwriting fee payable	$7,568,750	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
As of September 30, 2025, the Company had not commenced any operations. All activity for the period from April 23, 2024 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of earnings on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on May 14, 2025. On May 16, 2025, the Company consummated the Initial Public Offering of 20,125,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,625,000 Units, at $10.00 per Unit, generating gross proceeds of $201,250,000. Each Unit consists of one Public Share and one right (“Right”) to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 362,500 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Thayer Ventures Acquisition Holdings II LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $3,625,000. Each Private Placement Unit consists of one Private Placement Share and one Right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Rights”).
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
Following the closing of the Initial Public Offering, on May 16, 2025, an amount of $201,250,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds are to be held in cash, including demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide the holders (the “Public Shareholders”) of the Company’s outstanding shares of Class A ordinary shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public
Share).The per-share amount
to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares subject to possible redemption were classified as temporary equity upon the completion of the Initial Public Offering in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
If the Company is unable to complete a Business Combination within 21 months from the closing of the Initial Public Offering (February 16, 2027) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of permitted withdrawals, including for taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case, to the Company’s obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law.
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
as filed with the SEC on May 23, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Liquidity, Capital Resources, and Going Concern
The Company’s liquidity needs up to September 30, 2025 have been satisfied through a loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 4). As of September 30, 2025, the Company had no cash and had
a
working capital
 surplus
of $522,948.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with ASC
204-50,
“Presentation of Financial Statements—Going Concern,” the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The lack of cash available raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management plans to address this uncertainty through collection of funds due from the Sponsor and a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of September 30, 2025 and December 31, 2024.
Investments Held in Trust Account
As of September 30, 2025, assets held in the Trust Account were held in a money market fund and are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest on the investment in the money market fund are included in earning from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of September 30, 2025, the Company reported $204,376,740 in investments held in the Trust Account.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
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
Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

	Shares	Amount
Gross proceeds	20,125,000	$201,250,000
Less:
Proceeds allocated to Share Rights		(4,025,000)
Class A ordinary shares issuance costs		(10,484,012)
Plus:
Accretion for Class A ordinary shares to redemption amount		17,635,752

Class A Ordinary Shares subject to possible redemption, September 30, 2025	20,125,000	$204,376,740

At December 31, 2024, there were no Class A ordinary shares subject to possible redemption outstanding.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable
Class A and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.
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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025		2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,457,831	$512,203	$1,405,384	$892,278
Denominator:
Basic weighted average ordinary shares outstanding	20,125,000	7,070,833	10,173,077	6,458,882
Basic net income per ordinary share	$0.07	$0.07	$0.14	$0.14

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025		2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,200,361	$769,673	$1,390,398	$907,264
Denominator:
Diluted weighted average ordinary shares outstanding	20,125,000	12,904,166	10,173,077	6,638,142
Diluted net income per ordinary share	$0.06	$0.06	$0.14	$0.14

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

	For the Three Months Ended September 30,		For the Period from April 23, 2024 (Inception) Through September 30,
	2025		202 4
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$—	$(14,270)	$—	$(38,917)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	5,833,333	—	5,833,333
Basic and diluted net loss per ordinary share	$—	$(0.00)	$—	$(0.01)

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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.
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

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

In March and April 2025, the Sponsor transferred a total of 125,000 Founder Shares to the five independent directors (25,000 each) for an aggregate consideration of $0.004 per share, or an aggregate total amount of $466. The transfer of the Founder Shares to the independent director nominees are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The fair value of the 125,000 Founder Shares granted to the Company’s independent directors on their respective grant dates in March and April 2025 has an aggregate total of $181,250, or $1.45 per share. The transfer of Founder Shares has no service restrictions, thus, the total fair value of $181,250 was recorded as compensation expense on the respective grant dates in March and April 2025. The fair value of the Founder Shares was derived through a third-party valuation in which the implied share price of $9.83 is multiplied by the market adjustment of 17.0%, less a discount for lack of marketability of $0.22.
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
Related Party Loans
On May 6, 2024, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable on the earlier of the completion of the Initial Public Offering or the date the Company determines not to conduct an Initial Public Offering. As September 30, 2025 and December 31, 2024, there was $10 and $60,400, respectively, outstanding under the Promissory Note. No further borrowings are permitted under this note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.
Due from Sponsor
As September 30, 2025 and December 31, 2024, the Sponsor owes the Company $461,395 and $0, respectively, representing the Private Placement Units purchase by the Sponsor, net of payments made on behalf of the Company by the Sponsor, to be wired once the Company’s bank account has been established.
Administrative Services Agreement
The Company entered into an agreement with the Sponsor, commencing on May 14, 2025 through the earlier of the Company’s consummation of its initial Business Combination or its liquidation, to pay the Sponsor an aggregate of $30,000 per month for office space, secretarial and administrative services. For the three and nine months ended September 30, 2025, the Company incurred $90,000 and $135,000, respectively, of which such amount is reported as a reduction of the amount due from Sponsor in the accompanying balance sheets. For the three months ended September 30, 2024 and for the period from April 23, 2024 (inception) through June 30, 2024, there were no amounts incurred for these services.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive directors or officers, or the Company’s or any of their respective affiliates. Amounts due for reimbursement of these out-of-pocket
expenses are included in accounts payable and accrued expenses on the unaudited condensed balance sheets.
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
Deferred Legal Fees
As of September 30, 2025 and December 31, 2024, the Company had deferred legal fees of $811,445 and $0, respectively, to be paid to the Company’s legal advisors upon consummation of the initial Business Combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current
liability in the accompanying balance sheets as of September 30, 2025 and December 31, 2024.
Risks and Uncertainties
The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
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
NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares
 — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Class
 A Ordinary Shares
 — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were 362,500 and 0 Class A ordinary shares issued and outstanding, excluding 20,125,000 and 0 shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
 — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were 6,708,333 Class B ordinary shares issued and outstanding.
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
25% of the sum of the total number of all ordinary shares outstanding upon completion of the offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (after giving effect to any redemptions of Class A ordinary shares by public shareholders) (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private units issued to the Sponsor, officers or directors upon conversion of working capital loans). The Sponsor may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time. In no event will the Class B ordinary shares convert into shares of Class A ordinary shares at a rate of less than one to one.
Rights
 — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth(1/10)
of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, hers or its rights in order to receive the one-tenth
(1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.
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
SEPTEMBER 30, 2025
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
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30,	December 31,
	2025	2024
Cash and securities held in Trust Account	$204,376,740	$—

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,	For The Period From April 23, 2024 (Inception) Through September 30,
	2025	2024		2025	2024
General and administrative costs	$158,128		$14,270	$647,828	$38,917
Earnings from investments held in Trust Account	$2,128,162	$	—	$3,126,740	$—
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 23, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described in Note 1, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of earnings from investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $1,970,034, which consisted of earnings from investments held in Trust Account of $2,128,162 offset by general and administrative costs of $158,128.

For the nine months ended September 30, 2025, we had net income of $2,297,662, which consisted of earnings from investments held in Trust Account of $3,126,740 offset by general and administrative costs of $647,828 and share-based compensation expense of $181,250.

For the three months ended September 30, 2024, we had a net loss of $14,270 which consisted of general and administrative costs.

For the period from April 23, 2024 (inception) through September 30, 2024, we had a net loss of $38,917 which consisted of general and administrative costs.

Liquidity, Capital Resources and Going Concern

On May 16, 2025, the Company consummated the Initial Public Offering of 20,125,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,625,000 Units, at $10.00 per Unit, generating gross proceeds of $201,250,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 362,500 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $3,625,000.

Following the closing of the Initial Public Offering and the Private Placement, a total of $201,250,000 was placed in the Trust Account. We incurred $10,727,318, consisting of $1,500,000 of cash underwriting fees (net of $2,000,000 underwriters’ reimbursement), $7,568,750 of deferred underwriting fees, and $1,658,568 of other offering costs.

For the nine months ended September 30, 2025, cash provided by operating activities was $877,178. Net income of $2,297,662 was affected by payment of operation costs through promissory note of $10,000, earnings from investments held in the Trust Account of $3,126,740, deferred legal fees of $60,016 and compensation expense of $181,250. Changes in operating assets and liabilities provided $1,454,990 of cash for operating activities.

For the period from April 23, 2024 (inception) through September 30, 2024, cash provided by operating activities was $0. Net loss of $38,917 was affected by formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $13,097 and payment of operation costs through promissory note of $20,400. Changes in operating assets and liabilities provided $5,420 of cash for operating activities.

As of September 30, 2025, our investment in the trust account consisted of money market funds of $204,376,740. We may withdraw earnings from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings earned on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $0 and $461,395 due from the Sponsor. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
There were no sales of unregistered securities during the quarterly period covered by this Report. However, subsequent to the quarterly period covered by this Report, on May 16, 2025, the Company consummated the Initial Public Offering of 20,125,000 units, each consisting of one Class A Ordinary Share, par value $0.0001 per share, and one Right entitling the holder to receive one-tenth
of a Class A Ordinary Share (a “Unit”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,625,000 Units, at $10.00 per Unit, generating gross proceeds of 201,250,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 362,500 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $3,625,000.
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

THAYER VENTURES ACQUISITION CORPORATION II

Date: November 14, 2025	By:	/s/ Christopher Hemmeter
	Name:	Christopher Hemmeter
	Title:	Co-Chief Executive Officer, Co-President, Secretary and Director (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Mark E. Farrell
	Name:	Mark E. Farrell
	Title:	Co-Chief Executive Officer, Co-President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)