Form 10-Q
period 2026-03-31
Thayer Ventures Acquisition Corp II
filed 2026-05-14
CIK 1872228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T(§232.405
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
of the Exchange Act). Yes ☒ No ☐
As of May 14, 2026, there were 20,487,500 Class A Ordinary Shares, par value $0.0001 per share, and 6,708,333 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

THAYER VENTURES ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash	$131,087	$257,966
Prepaid expenses	159,831	178,897

Total Current Assets	290,918	436,863
Long-term prepaid insurance	—	23,832
Investments held in Trust Account	208,178,661	206,357,012

Total Assets	$208,469,579	$206,817,707

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$94,853	$26,100
Accrued offering costs	128,100	128,100
Due to related party	1,300	1,300
California franchise taxes payable	498,282	—
Promissory note - related party	10	10

Total Current Liabilities	722,545	155,510
Deferred legal fees	1,011,279	920,140
Deferred underwriting fee payable	7,568,750	7,568,750

Total Liabilities	9,302,574	8,644,400

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 20,125,000 shares at redemption value of $10.32 and $10.25 per share as of March 31, 2026 and December 31, 2025, respectively	207,680,379	206,357,012
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 362,500 (excluding 20,125,000 shares subject to possible redemption) issued and outstanding as of March 31, 2026 and December 31, 2025	36	36
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,708,333 shares issued and outstanding as of March 31, 2026 and December 31, 2025	671	671
Additional paid-in capital	—	—
Accumulated deficit	(8,514,081)	(8,184,412)

Total Shareholders’ Deficit	(8,513,374)	(8,183,705)

Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$208,469,579	$206,817,707

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$329,669	$18,101

Loss from operations	(329,669)	(18,101)

Other income (expense):
California franchise tax	(498,282)	—
Compensation expense	—	(145,000)
Earnings from investments held in Trust Account	1,821,649	—

Total other income, net	1,323,367	(145,000)

Net income (loss)	$993,698	$(163,101)

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	20,125,000	—

Basic and diluted net income per redeemable Class A ordinary share	$0.04	$—

Weighted average non-redeemable Class A and Class B ordinary shares outstanding – basic and diluted	7,070,833	5,833,333

Basic and diluted net income (loss) per non-redeemable Class A and Class B ordinary share	$0.04	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2026	362,500	$36	6,708,333	$671	$—	$(8,184,412)	$(8,183,705)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,323,367)	(1,323,367)
Net income	—	—	—	—	—	993,698	993,698

Balance – March 31, 2026 (unaudited)	362,500	$36	6,708,333	$671	$—	$(8,514,081)	$(8,513,374)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2025	—	$—	6,708,333	$671	$24,329	$(64,417)	$(39,417)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	145,000	—	145,000
Net loss	—	—	—	—	—	(163,101)	(163,101)

Balance – March 31, 2025 (unaudited)	—	$—	6,708,333	$671	$169,329	$(227,518)	$(57,518)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$993,698	$(163,101)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Compensation expense	—	145,000
Payment of operation costs through promissory note	—	10,001
Deferred legal fees	91,139	—
Earnings from investments held in Trust Account	(1,821,649)	—
Changes in operating assets and liabilities:
Prepaid expenses	42,898	—
California franchise taxes payable	498,282	—
Accounts payable and accrued expenses	68,753	8,100

Net cash used in operating activities	(126,879)	—

Net Change in Cash	(126,879)	—
Cash – Beginning of period	257,966	—

Cash – End of period	$131,087	$—

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$27,289

Deferred offering costs included in deferred legal fees	$—	$450,078

Deferred offering costs paid through promissory note – related party	$—	$40,015

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
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
As of March 31, 2026, the Company had not commenced any operations. All activity for the period from April 23, 2024 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of earnings on the proceeds derived from the Initial Public Offering.
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
The Company will provide the holders (the “Public Shareholders”) of the Company’s outstanding shares of Class A ordinary shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.00 per Public Share).

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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
MARCH 31, 2026
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“
U.S.
GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K,
as filed with the SEC on March 30, 2026. The interim results for the three ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.
Liquidity, Capital Resources, and Going Concern
The Company’s liquidity needs up to March 31, 2026 have been satisfied through a loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 4). As of March 31, 2026, the Company had $131,087 in cash and a working capital deficit of $431,627.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.
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

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $131,087 and $257,966 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.
Investments Held in Trust Account
As of March 31, 2026 and December 31, 2025, assets held in the Trust Account were held in a money market fund and are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest on the investment in the money market fund are included in earning from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of March 31, 2026 and December 31, 2025, the Company reported $208,178,661 and $206,357,012 in investments held in the Trust Account.
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

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
California Franchise Tax
The Company is subject to California’s franchise tax, For the three months ended March 31, 2026 and 2025, the Company recognized California franchise tax expense of $498,282 and $0, respectively on the condensed statement
s
of operations. At March 31, 2026 and December 31, 2025, the company reported $498,282 and $0, respectively, as California franchise tax payable on the condensed balance sheets.
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
Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC
480-10-S99,the
Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	20,125,000	$201,250,000
Less:
Proceeds allocated to Share Rights	—	(4,025,000)
Class A ordinary shares issuance costs	—	(10,484,012)
Plus:
Accretion of Class A ordinary shares subject to redemption amount	—	19,616,024

December 31, 2025	20,125,000	$206,357,012
Plus:
Increase in redemption value of shares subject to possible redemption	—	1,323,367

March 31, 2026	20,125,000	$207,680,379
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

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months ended March 31, 2026		For the Three Months ended March 31, 2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Basic and diluted net income (loss) per ordinary share
Numerator:	$735,340	$258,358	$—	$(163,101)
Allocation of net income (loss)
Denominator:	20,125,000	7,070,833	—	5,833,333

Basic and diluted weighted average ordinary shares outstanding	$0.04	$0.04	$—	$(0.03)
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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standard updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Related Party Loans
On May 6, 2024, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable on the earlier of the completion of the Initial Public Offering or the date the Company determines not to conduct an Initial Public Offering. As March 31, 2026 and December 31, 2025, there was $10 outstanding under the Promissory Note. No further borrowings are permitted under this note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement with the Sponsor, commencing on May 14, 2025 through the earlier of the Company’s consummation of its initial Business Combination or its liquidation, to pay the Sponsor an aggregate of $30,000 per month for office space, secretarial and administrative services. For the three months ended March 31, 2026 and 2025, the Company incurred and paid
$90,000 for these services.
Expense Reimbursements
The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive directors or officers, or the Company’s or any of their respective affiliates. Amounts due for reimbursement of these out-of-pocket
expenses are included in accounts payable and accrued expenses on the balance sheets. As of March 31, 2026 and December 31, 2025, the Company owed $1,300 to related parties for expense reimbursements.
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
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
Deferred Legal Fees
As of March 31, 2026 and December 31, 2025, the Company had deferred legal fees of $1,011,279 and $920,140, respectively, to be paid to the Company’s legal advisors upon consummation of the initial Business Combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current
liability in the accompanying balance sheets as of March 31, 2026 and December 31, 2025.
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

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 6. SHAREHOLDERS’ DEFICIT
Preference Shares
 — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 362,500 Class A ordinary shares issued and outstanding, excluding 20,125,000 shares subject to possible redemption.
Class
 B Ordinary Shares
 — The Company is authorized to issue a total of
10,000,000
Class B ordinary shares at par value of $
0.0001
each. As of March 31, 2026 and December 31, 2025, there were 6,708,333 Class B ordinary shares issued and outstanding.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis(subject
to adjustment for subdivisions, share dividends, reorganizations, recapitalizations and the like). In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the initial shareholders agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis,
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

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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
The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level 1
	March 31, 2026	December 31, 2025
Assets:
Money market funds	$208,178,661	$206,357,012
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

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 8. SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
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
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash and securities held in Trust Account	$208,178,661	$206,357,012

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$329,669	$18,101
Earnings from investments held in Trust Account	$1,821,649	$—
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
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 23, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described in Note 1, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of earnings from investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $993,698, which consisted of earnings from investments held in Trust Account of $1,821,649 offset by California franchise tax of $498,282 and general and administrative costs of $329,669.

For the three months ended March 31, 2025, we had a net loss of $163,101, which consisted of compensation expense of $145,000 and general and administrative expenses of $18,101.

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

For the three months ended March 31, 2026, cash provided by operating activities was $126,879. Net income of $993,698 was affected by earnings from investments held in the Trust Account of $1,821,649 and deferred legal fees of $91,139. Changes in operating assets and liabilities provided $609,933 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $0. Net loss of $163,101 was affected by compensation expense of $145,000 and payment of operation costs through promissory note of $10,001. Changes in operating assets and liabilities provided $8,100 of cash for operating activities.

As of March 31, 2026, our investment in the trust account consisted of money market funds of $208,178,661. We may withdraw earnings from the Trust Account to pay taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings earned on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $131,087. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We may need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In connection with our assessment of going concern considerations in accordance with ASC 204-50, “Presentation of Financial Statements—Going Concern,” we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. In addition, we have determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. We plan to address this uncertainty through a Business Combination. There are no assurances that our plans to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statement.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form
10-K
filed with the SEC on March 30, 2026. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on March 30, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
There were no sales of unregistered securities during the quarterly period covered by this Report. However, on May 16, 2025, the Company consummated the Initial Public Offering of 20,125,000 units, each consisting of one Class A Ordinary Share, par value $0.0001 per share, and one Right entitling the holder to receive one-tenth
of a Class A Ordinary Share (a “Unit”), which includes the full exercise by the underwriter, Stifel, Nicholaus & Company, Incorporated, of its over-allotment option in the amount of 2,625,000 Units, at $10.00 per Unit, generating gross proceeds of 201,250,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 362,500 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $3,625,000.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THAYER VENTURES ACQUISITION CORPORATION II

Date: May 14, 2026	By:	/s/ Christopher Hemmeter
	Name:	Christopher Hemmeter
	Title:	Co-Chief Executive Officer, Co-President, Secretary and Director (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Mark E. Farrell
	Name:	Mark E. Farrell
	Title:	Co-Chief Executive Officer, Co-President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)