Form 10-Q
period 2026-06-30
Thayer Ventures Acquisition Corp II
filed 2026-08-13
CIK 1872228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
of the Exchange Act). Yes ☒ No ☐
As of August 13, 2026, there were 20,487,500 Class A Ordinary Shares, par value $0.0001 per share, and 6,708,333 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

THAYER VENTURES ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash	$2,169	$257,966
Prepaid expenses	162,520	178,897

Total Current Assets	164,689	436,863
Long-term prepaid insurance	—	23,832
Investments held in Trust Account	209,647,736	206,357,012

Total Assets	$209,812,425	$206,817,707

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$174,744	$26,100
Accrued offering costs	128,100	128,100
Due to related party	1,300	1,300
California franchise taxes payable	265,075	—
Due to Sponsor	162,738	—
Promissory note—related party	—	10

Total Current Liabilities	731,957	155,510
Deferred legal fees	934,079	920,140
Deferred underwriting fee payable	7,568,750	7,568,750

Total Liabilities	9,234,786	8,644,400

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 20,125,000 shares at redemption value of $10.40 and $10.25 per share as of June 30, 2026 and December 31, 2025, respectively	209,382,661	206,357,012
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 362,500 shares (excluding 20,125,000 shares subject to possible redemption) issued and outstanding as of June 30, 2026 and December 31, 2025	36	36
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,708,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025	671	671
Additional paid-in capital	—	—
Accumulated deficit	(8,805,729)	(8,184,412)

Total Shareholders’ Deficit	(8,805,022)	(8,183,705)

Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$209,812,425	$206,817,707

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$291,648	$471,599	$621,317	$489,700

Loss from operations	(291,648)	(471,599)	(621,317)	(489,700)

Other income (expense):
California franchise tax	(136,793)	—	(635,075)	—
Share-based compensation expense	—	(36,250)	—	(181,250)
Earnings from investments held in Trust Account	1,839,075	998,578	3,660,724	998,578

Total other income, net	1,702,282	962,328	3,025,649	817,328

Net income	$1,410,634	$490,729	$2,404,332	$327,628

Weighted average redeemable Class A ordinary shares outstanding – basic	20,125,000	10,173,077	20,125,000	5,114,641

Basic net income per redeemable Class A ordinary share	$0.05	$0.04	$0.09	$0.03

Weighted average redeemable Class A ordinary shares outstanding – diluted	20,125,000	10,173,077	20,125,000	5,114,641

Diluted net income per redeemable Class A ordinary share	$0.05	$0.03	$0.09	$0.03

Weighted average non-redeemable Class A and Class B ordinary shares outstanding – basic (1)	7,070,833	3,574,267	7,070,833	4,697,560

Basic net income per non-redeemable Class A and Class B ordinary share	$0.05	$0.04	$0.09	$0.03

Weighted average non-redeemable Class A and Class B ordinary shares outstanding – diluted	7,070,833	6,891,575	7,070,833	6,352,027

Diluted net income per non-redeemable Class A and Class B ordinary share	$0.05	$0.03	$0.09	$0.03

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

THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2026 (unaudited)	362,500	$36	6,708,333	$671	$—	$(8,184,412)	$(8,183,705)
Accretion of redeemable Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	—	(1,323,367)	(1,323,367)
Net income	—	—	—	—	—	993,698	993,698

Balance – March 31, 2026 (unaudited)	362,500	36	6,708,333	671	—	(8,514,081)	(8,513,374)
Accretion of redeemable Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	—	(1,702,282)	(1,702,282)
Net income	—	—	—	—	—	1,410,634	1,410,634

Balance – June 30, 2026 (unaudited)	362,500	$36	6,708,333	$671	$—	$(8,805,729)	$(8,805,022)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025 (unaudited)	—	$—	6,708,333	$671	$24,329	$(64,417)	$(39,417)
Share-based compensation expense	—	—	—	—	145,000	—	145,000
Net loss	—	—	—	—	—	(163,101)	(163,101)

Balance – March 31, 2025 (unaudited)	—	—	6,708,333	671	169,329	(227,518)	(57,518)
Sale of 362,500 Private Placement Units	362,500	36	—	—	3,624,964	—	3,625,000
Fair value of rights included in Public units	—	—	—	—	4,025,000	—	4,025,000
Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(243,306)	—	(243,306)
Share-based compensation expense	—	—	—	—	36,250	—	36,250
Accretion of redeemable Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	(7,612,237)	(7,895,353)	(15,507,590)
Net income	—	—	—	—	—	490,729	490,729

Balance – June 30, 2025 (unaudited)	362,500	$36	6,708,333	$671	$—	$(7,632,142)	$(7,631,435)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$2,404,332	$327,628
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Payment of operation costs through promissory note	—	10,000
Earnings from investments held in Trust Account	(3,660,724)	(998,578)
Deferred legal fees	13,939	60,016
Share-based compensation expense	—	181,250
Changes in operating assets and liabilities:
Prepaid expenses	40,209	(286,910)
California franchise taxes payable	265,075	—
Due from Sponsor	—	1,521,099
Due to Sponsor	162,738	—
Due to related party	—	1,300
Accounts payable and accrued expenses	148,644	53,373

Net cash (used in) provided by operating activities	(625,787)	869,178

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for the payment of taxes	370,000	—
Investment of cash in Trust Account	—	(201,250,000)

Net cash provided by (used in) investing activities	370,000	(201,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	197,750,000
Proceeds from sale of Private Placement Units	—	3,625,000
Underwriters’ reimbursement	—	2,000,000
Due from Sponsor	—	(2,125,000)
Repayment of promissory note	(10)	(158,853)
Payment of offering costs	—	(710,325)

Net cash (used in) provided by financing activities	(10)	200,380,822

Net Change in Cash	(255,797)	—
Cash – Beginning of period	257,966	—

Cash – End of period	$2,169	$—

Non cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$244,346

Offering costs included in deferred legal fees	$—	$751,429

Deferred offering costs paid through promissory note – related party	$—	$40,015

Deferred underwriting fee payable	$—	$7,568,750

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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
As of June 30, 2026, the Company had not commenced any operations. All activity for the period from April 23, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of earnings on the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on May 14, 2025. On May 16, 2025, the Company consummated the Initial Public Offering of 20,125,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriter of
i
t
s
 over-allotment option in the amount of 2,625,000 Units, at $10.00 per Unit, generating gross proceeds of $201,250,000. Each Unit consists of one Public Share and one right (“Right”) to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 362,500 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Thayer Ventures Acquisition Holdings II LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $3,625,000. Each Private Placement Unit consists of one Private Placement Share and one Right to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Rights”).
Transaction costs amounted to $10,727,318, consisting of $1,500,000 of cash underwriting fees (net of $2,000,000 underwriter’
s
reimbursement), $7,568,750 of deferred underwriting fees, and $1,658,568 of other offering costs.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the funds held in the Trust Account (as defined below) (net of amounts withdrawn to pay taxes, if any (“permitted withdrawals”)),
 at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
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

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

The per-share
 amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note
5)
. These Public Shares subject to possible redemption were classified as temporary equity upon the completion of the Initial Public Offering in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic
480
, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $
5,000,001
. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.
Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all or are not a holder of record of Public Shares on the record date established in connection with a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) will agree to vote their Founder Shares (as described below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders will agree to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The Initial Shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be only
$10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or Business Combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K,
as filed with the SEC on March 30, 2026. The interim results for the three and six ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.
Liquidity, Capital Resources, and Going Concern
The Company’s liquidity needs up to June 30, 2026 have been satisfied through proceeds received from the Initial Public Offering, a loan under an unsecured promissory note from the Sponsor of up to
$
400,000
and certain expenses of the Company paid for by the Sponsor (see Note 4). As of June 30, 2026, the Company had
$2,169 in cash and a working capital deficit of $567,268.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements—Going Concern,” the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.
In addition, management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
JUNE 30, 2026
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,169 and $257,966 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.
Investments Held in Trust Account
As of June 30, 2026 and December 31, 2025,
assets held in the Trust Account were held in a money market fund and are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Interest on the investment in the money market fund is included in earning from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level
 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of June 30, 2026 and December 31, 2025, the Company reported $209,647,736 and $206,357,012 in investments held in the Trust
Account, respectively.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.
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

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
California Franchise Tax
The Company is subject to California’s franchise tax. For the three and six months ended June 30, 2026, the Company recognized California franchise tax expense of $136,793 and $635,075, respectively, and for the three and six months ended June 30, 2025, $0 on the condensed statements of operations. At June 30, 2026 and December 31, 2025, the
C
ompany reported $265,075 and $0, respectively, as California franchise tax payable on the condensed balance sheets.
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
the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	20,125,000	$201,250,000
Less:
Proceeds allocated to Share Rights	—	(4,025,000)
Class A ordinary shares issuance costs	—	(10,484,012)
Plus:
Accretion of Class A ordinary shares subject to redemption amount	—	19,616,024

December 31, 2025	20,125,000	206,357,012
Plus:
Increase in redemption value of shares subject to possible redemption	—	1,323,367

March 31, 2026	20,125,000	207,680,379
Plus:
Increase in redemption value of shares subject to possible redemption	—	1,702,282

June 30, 2026	20,125,000	$209,382,661

Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable
Class A and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.
The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number as they were contingent on the exercise of over-allotment option by the underwriter. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the date they were no longer contingent to determine the dilutive impact of these shares.
The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months ended June 30, 2026		For the Six Months ended June 30, 2026
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income per ordinary share
Basic and diluted net income per ordinary share
Numerator:	$1,043,873	$366,761	$1,779,213	$625,119
Allocation of net income

Denominator:	20,125,000	7,070,833	20,125,000	7,070,833

Basic and diluted net income per ordinary share	$0.05	$0.05	$0.09	$0.09

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025		2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net income per ordinary share
Numerator:
Allocation of net income	$363,141	$127,588	$170,777	$156,851

Denominator:

Basic weighted average ordinary shares outstanding	10,173,077	3,574,267	5,114,641	4,697,560

Basic net income per ordinary share	$0.04	$0.04	$0.03	$0.03

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025		2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$292,548	$198,181	$145,298	$182,330

Denominator:

Diluted weighted average ordinary shares outstanding	10,173,077	6,891,575	5,114,641	6,352,027

Diluted net income per ordinary share	$0.03	$0.03	$0.03	$0.03
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
Accounting Standards Update (“ASU”)

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

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering on May 16, 2025, the Company sold 20,125,000 Units, which includes the full exercise by the underwriter of its over-allotment
 option in the amount of
2,625,000
Units, at a price of $
10.00
per Unit. Each Unit consists of
one Class A ordinary share and one Public Right. Each Public Right entitles the holder to receive one-tenth
of one Class A ordinary share
(see Note
6)
.
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
The Initial Shareholders agreed to forfeit
up to 875,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriter so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. If the Company increases or decreases the size of the offering, the Company will effect a capitalization of reserves or share surrender back to capital, or other appropriate recapitalization mechanism as applicable, immediately prior to the consummation of the Initial Public Offering so as to maintain the ownership of the Initial Shareholders
at 20.0% of the Company’s issued and outstanding ordinary shares upon the consummation of the Initial Public Offering. On May 16, 2025, the underwriter exercised its
 over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 875,000 Founder Shares are no longer subject to forfeiture. The Sponsor is holding 6,583,333 Founder Shares, after giving effect to the Founder Share transfers described below.
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
The Initial Shareholders
agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholder
s
with respect to any Founder Shares.
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

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Related Party Loans
On May 6, 2024, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable on the earlier of the completion of the Initial Public Offering or the date the Company determines not to conduct an Initial Public Offering. As of June 30, 2026 and December 31, 2025, there was $0 and $10, respectively, outstanding under the Promissory Note, respectively. No further borrowings are permitted under this note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement with the Sponsor, commencing on May 14, 2025 through the earlier of the Company’s consummation of its initial Business Combination or its liquidation, to pay the Sponsor an aggregate of $30,000 per month for office space, secretarial and administrative services. For the three and six months ended June 30, 2026, the Company incurred $90,000 and $180,000, respectively, for these services. For the three and six months ended June 30, 2025, the Company incurred $45,000. At June 30, 2026 and December 31, 2025, the Company owed $0 for the administrative service fees.
Expense Reimbursements
The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive directors or officers, or the Company’s or any of their respective affiliates. Amounts due for reimbursement of these out-of-pocket
expenses are included in accounts payable and accrued expenses on the condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Company owed
$1,300
to a related party for expense
reimbursements.
Due to Sponsor
The Sponsor paid certain expenses on behalf of the Company. Funds due the Sponsor are non-interest bearing and due on demand. At June 30, 2026 and December 31, 2025 the Company reported $162,738 and $0, respectively, on the condensed balances sheet as due to Sponsor.
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

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Underwriting Agreement
The underwriter had a
45-day
option from the date of the Initial Public Offering to purchase up to an additional 2,625,000 Units to cover over-allotments, if any. On May 16, 2025, the underwriter elected to fully exercise its
 over-allotment option to purchase an additional 2,625,000 Units at a price of $10.00 per Unit. The underwriter was entitled to a cash underwriting discount of $3,500,000 in the aggregate, or 2.0% of the gross proceeds of the Units offered in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriter’s over-allotment option. The underwriter paid the Company an aggregate amount of $2,000,000 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering. Additionally, the underwriter was entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering held in the Trust Account, other than the gross proceeds from the Units sold pursuant to the underwriter’s option to purchase additional Units, and 5.5% of the gross proceeds from the additional Units sold pursuant to such option, or $7,568,750 in the aggregate, payable upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The deferred underwriting discount will be payable to the underwriter upon the closing of the initial Business Combination in two portions: (i) $0.10 per Unit sold in the offering shall be paid to the underwriter in cash and (ii) up to $0.25 per Unit sold in the offering (other than the Units sold pursuant to the underwriter’s option to purchase additional Units, which will be up to $0.45 per Unit sold pursuant to such option), shall be paid to the underwriter in cash based on the funds remaining in the Trust Account after giving effect to public shares that are redeemed in connection with an initial Business Combination.
Deferred Legal Fees
As of June 30, 2026 and December 31, 2025, the Company had deferred legal fees of
$934,079 and $920,140, respectively, to be paid to the Company’s legal advisors upon consummation of the initial Business Combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current
liability in the
accompanying condensed balance sheets as of June
 30, 2026 and December 31, 2025.
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

THAYER
VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

NOTE 6. SHAREHOLDERS’ DEFICIT
Preference Shares
 — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 362,500 Class A ordinary shares issued and outstanding, excluding 20,125,000 shares subject to possible redemption.
Class
 B Ordinary Shares
 — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 6,708,333 Class B ordinary shares issued and outstanding.
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholder except as required by law. Unless specified in the amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable share exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under the amended and restated memorandum and articles of association and Cayman Islands law, which is a resolution passed by a majority of at least two-thirds of
the shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the
C
ompany and includes a unanimous written resolution, and pursuant to the amended and restated memorandum and articles of association such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. The board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can elect all of the directors. However, only holders of Class B ordinary shares will have the right to appoint directors in any election held prior to the completion of the initial Business Combination, meaning that holders of Class A ordinary shares will not have the right to appoint any directors until after the completion of the initial Business Combination.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for subdivisions, share dividends, reorganizations, recapitalizations and the like). In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the Initial Shareholders agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis
,
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
JUNE 30, 2026
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
Assets held in the Trust Account were held in a money market fund and are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level
 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1
	June 30, 2026	December 31, 2025
	(unaudited)
Assets:
Money market funds	$209,647,736	$206,357,012
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

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

NOTE 8. SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
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
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2026 (unaudited)	December 31, 2025
Investments held in Trust Account	$209,647,736	$206,357,012

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$291,648	$471,599	$621,317	$489,700
Earnings from investments held in Trust Account	$1,839,075	$998,578	$3,660,724	$998,578
General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an initial Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.
The CODM reviews earnings from investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.
All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 23, 2024 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described in Note 1, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of earnings from investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,410,634, which consisted of earnings from investments held in Trust Account of $1,839,075 offset by California franchise tax of $136,793 and general and administrative costs of $291,648.

For the six months ended June 30, 2026, we had a net income of $2,404,332, which consisted of earnings from investments held in Trust Account of $3,660,724 offset by California franchise tax of $635,075 and general and administrative costs of $621,317.

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

For the six months ended June 30, 2026, cash used in by operating activities was $625,787. Net income of $2,404,332 was affected by earnings from investments held in the Trust Account of $3,660,724 and deferred legal fees of $13,939. Changes in operating assets and liabilities provided $616,666 of cash for operating activities.

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

For the six months ended June 30, 2026, cash provided by investing activities included $370,000 withdrawn from the trust account for the payment of taxes.

For the six months ended June 30, 2025, cash used in investing activities included $201,250,000 invested in the trust account.

As of June 30, 2026, our investment in the trust account consisted of money market funds of $209,647,736. We may withdraw earnings from the Trust Account to pay taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings earned on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $2,169. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on
Form10-K
filed with the SEC on March 30, 2026. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on
Form10-K
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

THAYER VENTURES ACQUISITION CORPORATION II

Date: August 13, 2026	By:	/s/ Christopher Hemmeter
	Name:	Christopher Hemmeter
	Title:	Co-Chief Executive Officer, Co-President, Secretary and Director (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Mark E. Farrell
	Name:	Mark E. Farrell
	Title:	Co-Chief Executive Officer, Co-President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)