Form 10-Q
period 2026-09-30
Thayer Ventures Acquisition Corp II
filed 2026-11-13
CIK 1872228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act). Yes ☒ No ☐
As of November 13, 2026, there were 20,487,500 Class A Ordinary Shares, par value $0.0001 per share, and 6,708,333 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

THAYER VENTURES ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash	$2,169	$257,966
California franchise taxes receivable	368,148	—
Prepaid expenses	94,907	178,897

Total Current Assets	465,224	436,863
Long-term prepaid insurance	—	23,832
Investments held in Trust Account	211,580,598	206,357,012

Total Assets	$212,045,822	$206,817,707

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$169,903	$26,100
Accrued offering costs	53,100	128,100
Due to related party	1,300	1,300
Due to Sponsor	377,794	—
Promissory note—related party	—	10

Total Current Liabilities	602,097	155,510
Deferred legal fees	985,124	920,140
Deferred underwriting fee payable	7,568,750	7,568,750

Total Liabilities	9,155,971	8,644,400

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 20,125,000 shares at redemption value of $10.53 and $10.25 per share as of September 30, 2026 and December 31, 2025, respectively	211,948,746	206,357,012
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 362,500 shares (excluding 20,125,000 shares subject to possible redemption) issued and outstanding as of September 30, 2026 and December 31, 2025	36	36
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,708,333 shares issued and outstanding as of September 30, 2026 and December 31, 2025	671	671
Additional paid-in capital	—	—
Accumulated deficit	(9,059,602)	(8,184,412)

Total Shareholders’ Deficit	(9,058,895)	(8,183,705)

Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$212,045,822	$206,817,707

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$253,873	$158,128	$875,190	$647,828

Loss from operations	(253,873)	(158,128)	(875,190)	(647,828)

Other income (expense):
California franchise tax benefit (expense)	633,223	—	(1,852)	—
Share-based compensation expense	—	—	—	(181,250)
Earnings from investments held in Trust Account	1,932,862	2,128,162	5,593,586	3,126,740

Total other income, net	2,566,085	2,128,162	5,591,734	2,945,490

Net income	$2,312,212	$1,970,034	$4,716,544	$2,297,662

Weighted average redeemable Class A ordinary shares outstanding – basic	20,125,000	20,125,000	20,125,000	10,173,077

Basic net income per redeemable Class A ordinary share	$0.09	$0.07	$0.17	$0.14

Weighted average redeemable Class A ordinary shares outstanding – diluted	20,125,000	20,125,000	20,125,000	10,173,077

Diluted net income per redeemable Class A ordinary share	$0.09	$0.06	$0.17	$0.14

Weighted average non-redeemable Class A and Class B ordinary shares outstanding – basic (1)	7,070,833	7,070,833	7,070,833	6,458,882

Basic net income per non-redeemable Class A and Class B ordinary share	$0.09	$0.07	$0.17	$0.14

Weighted average non-redeemable Class A and Class B ordinary shares outstanding – diluted	7,070,833	12,904,166	7,070,833	6,638,142

Diluted net income per non-redeemable Class A and Class B ordinary share	$0.09	$0.06	$0.17	$0.14

(1)
Excludes up to 875,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 4). Subsequently on May 16, 2025, the Company consummated the Initial Public Offering of 20,125,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,625,000 Units and as such 875,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2026	362,500	$36	6,708,333	$671	$—	$(8,184,412)	$(8,183,705)
Accretion of redeemable Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	—	(1,323,367)	(1,323,367)
Net income	—	—	—	—	—	993,698	993,698

Balance – March 31, 2026 (unaudited)	362,500	36	6,708,333	671	—	(8,514,081)	(8,513,374)
Accretion of redeemable Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	—	(1,702,282)	(1,702,282)
Net income	—	—	—	—	—	1,410,634	1,410,634

Balance – June 30, 2026 (unaudited)	362,500	36	6,708,333	671	—	(8,805,729)	(8,805,022)
Accretion of redeemable Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	—	(2,566,085)	(2,566,085)
Net income	—	—	—	—	—	2,312,212	2,312,212

Balance – September 30, 2026 (unaudited)	362,500	$36	6,708,333	$671	$—	$(9,059,602)	$(9,058,895)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2025	—	$—	6,708,333	$671	$24,329	$(64,417)	$(39,417)
Share-based compensation expense	—	—	—	—	145,000	—	145,000
Net loss	—	—	—	—	—	(163,101)	(163,101)

Balance – March 31, 2025 (unaudited)	—	—	6,708,333	671	169,329	(227,518)	(57,518)
Sale of 362,500 Private Placement Units	362,500	36	—	—	3,624,964	—	3,625,000
Fair value of rights included in Public units	—	—	—	—	4,025,000	—	4,025,000
Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(243,306)	—	(243,306)
Share-based compensation expense	—	—	—	—	36,250	—	36,250
Accretion of redeemable Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	(7,612,237)	(7,895,353)	(15,507,590)
Net income	—	—	—	—	—	490,729	490,729

Balance – June 30, 2025 (unaudited)	362,500	36	6,708,333	671	—	(7,632,142)	(7,631,435)
Accretion of redeemable Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	—	(2,128,162)	(2,128,162)
Net income	—	—	—	—	—	1,970,034	1,970,034

Balance – September 30, 2025 (unaudited)	362,500	$36	6,708,333	$671	$—	$(7,790,270)	$(7,789,563)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$4,716,544	$2,297,662
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Payment of operation costs through promissory note	—	10,000
Earnings from investments held in Trust Account	(5,593,586)	(3,126,740)
Deferred legal fees	64,984	60,016
Share-based compensation expense	—	181,250
Changes in operating assets and liabilities:
Prepaid expenses	107,822	(254,209)
California franchise taxes receivable	(368,148)	—
Due from Sponsor	—	1,663,605
Due to Sponsor	377,794	—
Due to related party	—	1,300
Accounts payable and accrued expenses	143,803	44,294

Net cash (used in) provided by operating activities	(550,787)	877,178

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for the payment of taxes	370,000	—
Investment of cash in Trust Account	—	(201,250,000)

Net cash provided by (used in) investing activities	370,000	(201,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	197,750,000
Proceeds from sale of Private Placement Units	—	3,625,000
Underwriter’s reimbursement	—	2,000,000
Due from Sponsor	—	(2,125,000)
Repayment of promissory note	(10)	(158,853)
Payment of offering costs	(75,000)	(718,325)

Net cash (used in) provided by financing activities	(75,010)	200,372,822

Net Change in Cash	(255,797)	—
Cash – Beginning of period	257,966	—

Cash – End of period	$2,169	$—

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$244,346

Offering costs included in deferred legal fees	$—	$751,429

Deferred offering costs paid through promissory note – related party	$—	$40,015

Deferred underwriting fee payable	$—	$7,568,750

The accompanying notes are an integral part of the unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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
As of September 30, 2026, the Company had not commenced any operations. All activity for the period from April 23, 2024 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings on the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on May 14, 2025. On May 16, 2025, the Company consummated the Initial Public Offering of 20,125,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,625,000 Units, at $10.00 per Unit, generating gross proceeds of $201,250,000. Each Unit consists of one Public Share and one right (“Right”) to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”).
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
Transaction costs amounted to $10,727,318, consisting of $1,500,000 of cash underwriting fees (net of $2,000,000 underwriter’s reimbursement), $7,568,750 of deferred underwriting fees, and $1,658,568 of other offering costs.
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

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

The
per-share amount
to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares subject to possible redemption were classified as temporary equity upon the completion of the Initial Public Offering in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.
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
SEPTEMBER 30, 2026
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2026. The interim results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.
Liquidity, Capital Resources, and Going Concern
The Company’s liquidity needs up to September 30, 2026 have been satisfied through proceeds received from the Initial Public Offering, a loan under an unsecured promissory note from the Sponsor of up to $400,000 and certain expenses of the Company paid for by the Sponsor (see Note 4). As of September 30, 2026, the Company had $2,169 in cash and a working capital deficit of $136,873.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,169 and $257,966 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.
Investments Held in Trust Account
As of September 30, 2026 and December 31, 2025, assets held in the Trust Account were held in a money market fund and are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Interest on the investment in the money market fund is included in earnings from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of September 30, 2026 and December 31, 2025, the Company reported $211,580,598 and $206,357,012 in investments held in the Trust Account, respectively.
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

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction for income taxes and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
California Franchise Tax
The Company is subject to the California minimum franchise tax and has determined that the interest income earned on the investments held in the Trust Account does not give rise to California taxable income. During the nine months ended September 30, 2026, the Company withdrew $370,000 from the Trust Account and paid such amount to the State of California for taxes, of which $1,852 related to the California minimum franchise tax (consisting of $800 for 2025, a $52 penalty and $1,000 for 2026). On September 30, 2026, the Company reported $368,148 as California franchise taxes receivable on the condensed balance sheets, which amount the Company will return to the Trust Account. At December 31, 2025, the Company had no California franchise taxes receivable or payable. Accordingly, for the three months ended September 30, 2026, the Company recognized a net California franchise tax benefit of $633,223 on the condensed statements of operations, consisting of the reversal of $635,075 of the California franchise tax expense recognized during the three months ended March 31, 2026 and June 30, 2026, net of California minimum franchise tax of $1,852. For the nine months ended September 30, 2026, the Company recognized California franchise tax expense of $1,852, and for the three and nine months ended September 30, 2025, the Company recognized no California franchise tax expense.
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
Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	20,125,000	$201,250,000
Less:
Proceeds allocated to Share Rights	—	(4,025,000)
Class A ordinary shares issuance costs	—	(10,484,012)
Plus:
Accretion of Class A ordinary shares subject to redemption amount	—	19,616,024

December 31, 2025	20,125,000	206,357,012
Plus:
Increase in redemption value of shares subject to possible redemption	—	1,323,367

March 31, 2026	20,125,000	207,680,379
Plus:
Increase in redemption value of shares subject to possible redemption	—	1,702,282

June 30, 2026	20,125,000	209,382,661
Plus:
Increase in redemption value of shares subject to possible redemption (A)	—	2,566,085

September 30, 2026	20,125,000	$211,948,746

(A)
Includes $368,148 of the $370,000 of funds withdrawn from the Trust Account and used to pay California franchise taxes. Such payment of funds to the State of California is expected to be refunded to the Company and subsequently returned to the Trust Account.

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
SEPTEMBER 30, 2026
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
The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,711,044	$601,168	$3,490,257	$1,226,287

Denominator:

Basic and diluted weighted average ordinary shares outstanding	20,125,000	7,070,833	20,125,000	7,070,833

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.17	$0.17

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025		2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,457,831	$512,203	$1,405,384	$892,278

Denominator:

Basic weighted average ordinary shares outstanding	20,125,000	7,070,833	10,173,077	6,458,882

Basic net income per ordinary share	$0.07	$0.07	$0.14	$0.14

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025		2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,200,361	$769,673	$1,390,398	$907,264

Denominator:

Diluted weighted average ordinary shares outstanding	20,125,000	12,904,166	10,173,077	6,638,142

Diluted net income per ordinary share	$0.06	$0.06	$0.14	$0.14
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

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

In December 2025, the FASB issued ASU
2025-11,
“Interim Reporting (Topic 270): Narrow-Scope Improvements”, which clarifies when interim reporting guidance applies and the form and content of interim financial statements and notes, and establishes a principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU
2025-11
is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU
2025-11.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standard updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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
In March and April 2025, the Sponsor transferred a total of 125,000 Founder Shares to the five independent directors (25,000 each) for an aggregate consideration of $0.004 per share, or an aggregate total amount of $466. The transfer of the Founder Shares to the independent director nominees is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The fair value of the 125,000 Founder Shares granted to the Company’s independent directors on their respective grant dates in March and April 2025 has an aggregate total of $181,250, or $1.45 per share. The transfer of Founder Shares has no service restrictions, and thus, the total fair value of $181,250 was recorded as compensation expense on the respective grant dates in March and April 2025. The fair value of the Founder Shares was derived through a third-party valuation in which the implied share price of $9.83 is multiplied by the market adjustment of 17.0%, less a discount for lack of marketability of $0.22.
The Initial Shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares.
Private Placement Units
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 362,500 Private Placement Units at a price of $10.00 per Private Placement Unit, or $3,625,000 in the aggregate, in a private placement. Private Placement Units are the units issued to the Sponsor in a private placement that occurred simultaneously with the Closing of the Initial Public Offering and upon the conversion of Working Capital Loans, if any. Each Private Placement Unit consists of one Class A ordinary share and one Private Right. A Private Right entitles the Sponsor to receive one-tenth of one Class A Ordinary Share. The Private Rights have terms and provisions that will be identical to those of the Rights sold as part of the Initial Public Offering.
The purchasers of the Private Placement Units agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Related Party Loans
On May 6, 2024, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable on the earlier of the completion of the Initial Public Offering or the date the Company determines not to conduct an Initial Public Offering. As of September 30, 2026 and December 31, 2025, there was $0 and $10, respectively, outstanding under the Note. No further borrowings are permitted under the Note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement with the Sponsor, commencing on May 14, 2025 through the earlier of the Company’s consummation of its initial Business Combination or its liquidation, to pay the Sponsor an aggregate of $30,000 per month for office space, secretarial and administrative services. For the three and nine months ended September 30, 2026, the Company incurred $90,000 and $270,000, respectively, for these services. For the three and nine months ended September 30, 2025, the Company incurred $90,000 and $135,000, respectively. At September 30, 2026 and December 31, 2025, the Company owed $56,000 and $0, respectively, for the administrative service fees, which amount is included in due to Sponsor on the condensed balance sheets.
Expense Reimbursements
The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive directors or officers, or the Company’s or any of their respective affiliates. Amounts due for reimbursement of these out-of-pocket
expenses are included in due to related party on the condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Company owed $1,300 to a related party for expense reimbursements.
Due to Sponsor
The Sponsor paid certain expenses on behalf of the Company. Funds due the Sponsor are non-interest
bearing and due on demand. On September 30, 2026 and December 31, 2025 the Company reported $377,794 and $0, respectively, on the condensed balance sheets as due to Sponsor.
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
SEPTEMBER 30, 2026
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
Deferred Legal Fees
As of September 30, 2026 and December 31, 2025, the Company had deferred legal fees of $985,124 and $920,140, respectively, to be paid to the Company’s legal advisors upon consummation of the initial Business Combination. As the settlement or liquidation of amounts of deferred legal fees is not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current
liability in the accompanying condensed balance sheets as of September 30, 2026 and December 31, 2025.
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
Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

NOTE 6. SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 362,500 Class A ordinary shares issued and outstanding, excluding 20,125,000 shares subject to possible redemption.
Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 6,708,333 Class B ordinary shares issued and outstanding.
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable share exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under the amended and restated memorandum and articles of association and Cayman Islands law, which is a resolution passed by a majority of at least two-thirds of the shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the Company and includes a unanimous written resolution, and pursuant to the amended and restated memorandum and articles of association such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. The board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can elect all of the directors. However, only holders of Class B ordinary shares will have the right to appoint directors in any election held prior to the completion of the initial Business Combination, meaning that holders of Class A ordinary shares will not have the right to appoint any directors until after the completion of the initial Business Combination.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for subdivisions, share dividends, reorganizations, recapitalizations and the like). In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the Initial Shareholders agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of the total number of all ordinary shares outstanding upon completion of the offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (after giving effect to any redemptions of Class A ordinary shares by public shareholders) (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private units issued to the Sponsor, officers or directors upon conversion of working capital loans). The Sponsor may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

THAYER VENTURES ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Rights
 — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth
(1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth
(1/10) of one ordinary share underlying ea
c
h right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.
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
The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1
	September 30, 2026	December 31, 2025
Assets:
Money market funds	$211,580,598	$206,357,012
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
SEPTEMBER 30, 2026
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
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Investments held in Trust Account	$211,580,598	$206,357,012

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$253,873	$158,128	$875,190	$647,828
Earnings from investments held in Trust Account	$1,932,862	$2,128,162	$5,593,586	$3,126,740
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
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

California Franchise Tax

We are subject to the California minimum franchise tax and have determined that the interest income earned on the investments held in the Trust Account does not give rise to California taxable income. During the nine months ended September 30, 2026, we withdrew $370,000 from the Trust Account and paid such amount to the State of California for taxes, of which $1,852 related to the California minimum franchise tax (consisting of $800 for 2025, a $52 penalty and $1,000 for 2026). On September 30, 2026, we reported $368,148 as California franchise taxes receivable on the condensed balance sheets, which amount we will return to the Trust Account. At December 31, 2025, we had no California franchise taxes receivable or payable. Accordingly, for the three months ended September 30, 2026, we recognized a net California franchise tax benefit of $633,223 on the condensed statements of operations, consisting of the reversal of $635,075 of the California franchise tax expense recognized during the three months ended March 31, 2026 and June 30, 2026, net of California minimum franchise tax of $1,852. For the nine months ended September 30, 2026, we recognized California franchise tax expense of $1,852, and for the three and nine months ended September 30, 2025, we recognized no California franchise tax expense.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 23, 2024 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described in Note 1, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of earnings from investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $2,312,212, which consisted of earnings from investments held in Trust Account of $1,932,862 and a net California franchise tax benefit of $633,223, offset by general and administrative costs of $253,873.

For the nine months ended September 30, 2026, we had a net income of $4,716,544, which consisted of earnings from investments held in Trust Account of $5,593,586 offset by general and administrative costs of $875,190 and California franchise tax expense of $1,852.

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

Liquidity, Capital Resources and Going Concern

On May 16, 2025, the Company consummated the Initial Public Offering of 20,125,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,625,000 Units, at $10.00 per Unit, generating gross proceeds of $201,250,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 362,500 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $3,625,000.

Following the closing of the Initial Public Offering and the Private Placement, a total of $201,250,000 was placed in the Trust Account. We incurred $10,727,318, consisting of $1,500,000 of cash underwriting fees (net of $2,000,000 underwriter’s reimbursement), $7,568,750 of deferred underwriting fees, and $1,658,568 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $550,787. Net income of $4,716,544 was affected by earnings from investments held in the Trust Account of $5,593,586 and deferred legal fees of $64,984. Changes in operating assets and liabilities provided $261,271 of cash for operating activities.

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

For the nine months ended September 30, 2026, cash provided by investing activities included $370,000 withdrawn from the trust account for the payment of taxes.

For the nine months ended September 30, 2025, cash used in investing activities included $201,250,000 invested in the trust account.

For the nine months ended September 30, 2026, cash used in financing activities included $10 for the repayment of promissory note and $75,000 for the payment of offering costs.

As of September 30, 2026, our investment in the trust account consisted of money market funds of $211,580,598. We may withdraw earnings from the Trust Account to pay taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings earned on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $2,169. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We may need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements—Going Concern,” we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. In addition, we have determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. We plan to address this uncertainty through a Business Combination. There are no assurances that our plans to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor an aggregate of $30,000 per month for office space, secretarial and administrative services and deferred legal fees.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”, which clarifies when interim reporting guidance applies and the form and content of interim financial statements and notes, and establishes a principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
There were no sales of unregistered securities during the quarterly period covered by this Report. However, on May 16, 2025, the Company consummated the Initial Public Offering of 20,125,000 units, each consisting of one Class A Ordinary Share, par value $0.0001 per share, and one Right entitling the holder to receive one-tenth
of a Class A Ordinary Share (a “Unit”), which includes the full exercise by the underwriter, Stifel, Nicolaus & Company, Incorporated, of its over-allotment option in the amount of 2,625,000 Units, at $10.00 per Unit, generating gross proceeds of $201,250,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 362,500 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $3,625,000.
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

THAYER VENTURES ACQUISITION CORPORATION II

Date: November 13, 2026	By:	/s/ Christopher Hemmeter
	Name:	Christopher Hemmeter
	Title:	Co-Chief Executive Officer, Co-President, Secretary and Director (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Mark E. Farrell
	Name:	Mark E. Farrell
	Title:	Co-Chief Executive Officer, Co-President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)